Form 10-K
period 2006-06-30
ME Portfolio Management SMHL Global Fund No. 8
filed 2006-09-25
CIK 1339714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-127004-01

ME PORTFOLIO MANAGEMENT LIMITED
(A.B.N. 79 005 964 134)
as Manager of the SMHL Global Fund No. 8
(Exact name of Registrant as specified in its charter)

Victoria, Australia
(Jurisdiction of incorporation or organization)

Not applicable
(I.R.S. Employer Identification No.)

Level 23, 360 Collins Street, Melbourne, VIC, 3000, Australia
(Address of principal executive offices)

011 613 9605 6000
(Registrant’s Telephone Number, Including Area Code)

Securities registered or to be registered pursuant to section 12(b) of the Act:
None

Securities required to be registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.        Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K        ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The information required for some items in Form 10-K is "not applicable" to SMHL Global Fund No. 8 (the "Trust") or ME Portfolio Management Limited (the "Manager"). As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar securities and trusts that file annual reports on Form 10-K.

This Annual Report on Form 10-K relates to the Trust and the Class A Mortgage Backed Floating Rate Notes (the "Notes") issued pursuant to the Note Trust Deed dated as of September 28, 2005 (the "Note Trust Deed"), between Perpetual Trustees Australia Limited, as issuer trustee (the "Issuer Trustee"), the Manager and The Bank of New York, New York branch, as note trustee (the "Note Trustee"). For further information regarding the Notes and the Trust, the Manager and Members Equity Bank Pty Limited (the "Servicer"), see the Prospectus dated September 21, 2005 relating to the Notes.

Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus dated September 21, 2005 relating to the Notes.

PART 1

ITEM 1. BUSINESS

For a discussion of the business of SMHL Global Fund No. 8, see the Prospectus dated September 21, 2005.

ITEM 2. PROPERTIES

The property of the Trust primarily consists of residential mortgage loans. For a discussion of the properties of SMHL Global Fund No. 8, see the Prospectus dated September 21, 2005. Information concerning such property can be found in the Noteholders Reports for the quarterly payment dates on January 12, 2006 and April 12, 2006, filed with the Securities and Exchange Commission as periodic filings on Form 8-K on January 23, 2006 and April 19, 2006, respectively. Aggregate totals for the period September 28, 2005 to June 30, 2006 are included in Exhibit 13.1 hereto.

ITEM 3. LEGAL PROCEEDINGS

The Manager knows of no material legal proceedings involving any of the Trust, the Manager, the Servicer or the Issuer Trustee.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The residual interest in the Trust is held by the residual capital beneficiary and the income beneficiary of the Trust. The residual capital beneficiary of the Trust is Origination Capital Pty Limited and the income beneficiary of the Trust is ME Portfolio Management Limited.

The Notes are not traded on any nationally recognized exchange in the United States or established foreign public trading market.

Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust.

See also the response to Item 7A.

ITEM 6. SELECTED FINANCIAL DATA

The Noteholders Reports for the quarterly payment dates on January 12, 2006 and April 12, 2006 were filed with the Securities and Exchange Commission as periodic filings on Form 8-K on January 23, 2006 and April 19, 2006, respectively. Aggregate totals for the period September 28, 2005 to June 30, 2006 are included in Exhibit 13.1 hereto

The Noteholders Report for the Trust required to be included with each quarterly distribution of the Trust’s assets to Noteholders sets forth for the prior quarter all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders.

Because of the limited business activity of the Trust, the selected financial data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Because of the limited business activity of the Trust, the presentation of management’s discussion and analysis of financial condition and result of operation, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in Noteholders Reports as described above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY EXCHANGE CONTROL RISK

Interest and principal payments to holders of the Notes are paid in United States dollars ("U.S. dollars"). However payments on the mortgage loans (the "Collections") are received by the Issuer Trustee, in Australian dollars, in Australia. Pursuant to a swap agreement ("Currency Swap") the Issuer Trustee is required to pay a portion of the Collections to the swap provider (the "Currency Swap Provider") who in turn pays ("Swap Currency Exchange"), at the direction of the Issuer Trustee, U.S. dollars to the holders of the Notes. It is possible that in the future, Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the Collections for U.S. dollars.

The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Provider under the Currency Swap, the Currency Swap Provider is only required to pay the U.S. dollar equivalent of the amounts it actually receives. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Notes.

EXCHANGE CONTROLS

Unless the Reserve Bank of Australia has given specific approval under the Banking (Foreign Exchange) Regulations (which may change in the future), payments by an Australian resident to, or transfers to, by the order of or on behalf of:

•	proscribed governments (and their statutory authorities, agencies, entities); and
•	nationals of proscribed countries, proscribed organizations or persons associated with proscribed organizations,

are prohibited.

For the purposes of the above bullet points, persons include certain persons associated with the former government of the Federal Republic of Yugoslavia and certain persons associated with the Government of Zimbabwe.

Under Part 4 of the Charter of United Nations Act 1945 and the Charter of United Nations (Terrorism and Dealings with Assets) Regulations 2002, restrictions apply to transactions, accounts and assets relating to the Taliban, Usama bin Laden, the Al-Qaida organization and other persons and entities identified and listed in the Commonwealth of Australia Gazette by the Australian Minister for Foreign Affairs as terrorists or sponsors of terrorism. It is also a criminal offence to make assets available to such persons or entities.

The Iraq (Reconstruction and Repeal of Sanctions) Regulations 2003 impose a freeze on the financial resources of the previous Government of Iraq, Saddam Hussein, other senior officials of his regime, and their immediate families, and provide for such resources to be transferred to Iraq and used in that country’s reconstruction and rehabilitation.

CURRENCY EXCHANGE RISK

Interest and principal on the Notes is payable in U.S. dollars and the Trust's primary source for funding its payments on the Notes is its Collections on the mortgage loans, which will be sourced in Australian dollars. If the Currency Swap Provider was to fail to perform under the Currency Swap or was to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favorable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the mortgage loans may be acceptable.

Because of the limited business activity of the Trust, the presentation of quantitative and qualitative disclosures about market risk, as otherwise required by Item 305 of Regulation S-K, would not provide any meaningful additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Noteholders Reports for the quarterly payment dates on January 12, 2006 and April 12, 2006 filed with the Securities and Exchange Commission as periodic filings on Form 8-K on January 23, 2006 and April 19, 2006, respectively, contain all relevant financial information with respect to the Trust.

Aggregate totals for the period September 28, 2005 to June 30, 2006 are also included in Exhibit 13.1 hereto.

Because the Notes are essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Noteholders Reports provide complete information on the amounts of the "income" and "expenses" of the Trust.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits

Designation	Description	Method of filing

Exhibit 13.1	Aggregate Totals for the period	Filed with this report
September 28, 2005 to June 30, 2006

Exhibit 31.1	Section 302 Certification	Filed with this report

Exhibit 99.1	The Manager Officer's Certificate of	Filed with this report
Compliance

Exhibit 99.2	The Servicer Officer's Certificate of	Filed with this report
Compliance

Exhibit 99.3	Independent Auditors Annual	Filed with this report
Servicer's Compliance Certificate

(b)	Reports on Form 8-K

The current reports on Form 8-K attaching the Noteholders Reports for the quarterly payment dates on January 12, 2006 and April 12, 2006 were filed with the Securities and Exchange Commission as periodic filings on the dates indicated below:

Form 8-K Filing Date	Quarterly Payment Date

January 23, 2006	January 12, 2006

April 19, 2006	April 12, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ME PORTFOLIO MANAGEMENT LIMITED

/s/ NICHOLAS VAMVAKAS
Name: NICHOLAS VAMVAKAS
Title: Director
Date: 25th September 2006

EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

13.1	Aggregate Totals for the period September 28, 2005 to June 30, 2006

31.1	Section 302 Certification

99.1	The Manager Officer's Certificate of Compliance

99.2	The Servicer Officer's Certificate of Compliance

99.3	Independent Auditors Annual Servicer's Compliance Certificate